Form 10-K
period 2001-12-31
AT&T UNIVERSAL CARD MASTER TRUST; CITIBANK SOUTH DAKOTA N A
filed 2002-03-25
CIK 947183, 839947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                        Commission File Numbers 33-93806
                                                333-02878
                                                333-09309
                                                333-79497

UNIVERSAL CARD MASTER TRUST                                       New York
(Issuer of Securities)

CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION               United States of America           46-0358360
(successor Servicer to Universal Card Serices Corp.
and successor Transferor to Universal Bank, National
Association)
-----------------------------------------------------    ----------------------------     ----------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)   (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER
                                                               OF ORGANIZATION)           IDENTIFICATION NUMBER)

   701 East 60th Street, North,
   Sioux Falls, South Dakota                                       57117
--------------------------------------                         -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (605) 331-2626


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                    Name of each exchange on which registered

   Not Applicable


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

          Class A Series 1995-3 Floating Rate Asset Backed Certificates Class B Series 1995-3 Floating Rate Asset Backed Certificates Class A Series 1996-1 Floating Rate Asset Backed Certificates Class B Series 1996-1 Floating Rate Asset Backed Certificates Class A Series 1996-3 Floating Rate Asset Backed Certificates Class B Series 1996-3 Floating Rate Asset Backed Certificates Class A Series 1997-1 Floating Rate Asset Backed Certificates
          Class B Series 1997-1 Floating Rate Asset Backed Certificates
                       (collectively, the "Certificates")
              -----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Documents Incorporated by Reference:  None

                                     PART I


Items 1. Business.

     In early January 2002 the Citigroup Inc. credit card business underwent a legal vehicle restructuring. As part of this restructuring, effective January 3, 2002 Universal Card Services Corp., the Servicer of the Universal Card Master Trust, merged with and into its affiliate Citibank, N.A., with Citibank, N.A. being the surviving entity. Effective January 2, 2002 Universal Card Services Corp. resigned as Servicer of the Universal Card Master Trust and its affiliate Citibank (South Dakota), National Association assumed the rights, duties and obligations of Universal Card Services Corp., as Servicer.

     Also as part of the legal vehicle restructuring, effective January 7, 2002 Universal Bank, National Association, the Transferor of the Universal Card Master Trust, merged with and into its affiliate Citibank (South Dakota), National Association, with Citibank (South Dakota), National Association being the surviving entity, and pursuant to such merger Citibank (South Dakota), National Association assumed the rights, duties and obligations of Universal Bank, National Association, as Transferor.


Item 2.  Properties.

     Pursuant to Section 3.04(b) of the Amended and Restated Pooling and Servicing Agreement (as amended and supplemented, the "Pooling and Servicing Agreement"), dated as of April 24, 1998 relating to the Universal Card Master Trust (the "Trust") among Citibank (South Dakota), National Association (as successor to Universal Bank, National Association), as Transferor, Citibank (South Dakota), National Association (as successor to Universal Card Services Corp.), as Servicer, and Bankers Trust Company, as Trustee, the Servicer is required to deliver to the Trustee a monthly servicer certificate (the "Monthly Report") for each outstanding series of investor certificates. Exhibits 99.1, 99.2, 99.3 and 99.4 contain the Annual Statement for Series 1995-3, 1996-1, 1996-3 and Series 1997-1 aggregating the information for each such series contained in the Monthly Reports for calendar year 2001.


Item 3.  Legal Proceedings.

     The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Servicer, the Transferor, or the Trust Assets, other than ordinary routine litigation incidental to the duties of the Trustee, the Servicer or the Transferor under the Pooling and Servicing Agreement.


Item 4.  Submission of Matters to a vote of Security-Holders.

     No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

     Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

     To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item 6.  Selected Financial Data.

     Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.


Item 7A  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.


Item 8.  Financial Statements and Supplementary Data.

     Exhibits 99.1, 99.2. 99.3 and 99.4 filed as part of this report and listed in Item 14(a) below are also filed as part of this report under this Item 8.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     Not Applicable.


Item 11. Executive Compensation.

     Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Each class of Certificates is represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2001, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Certificates on that date:

SERIES 1995-3

                  Participant                                 Quantity          Percentage
                  ----------                                  --------          ----------
Class A
                  The Bank of New York                       $51,500,000             7.89%
                  Citibank, N.A.                             $55,800,000             8.55%
                  JP Morgan Chase Bank                      $336,730,000            51.61%
                  Prudential Securities Custody              $48,975,000             7.51%
                  State Street Bank and Trust Company       $141,195,000            21.64%

Class B
                  Bank One Trust Company, N.A.               $20,000,000            44.44%
                  Mizuho Trust & Banking Co. (USA)           $25,000,000            55.56%

SERIES 1996-1

     The Class A and Class B Series 1996-1 Asset Backed Certificates matured on April 17, 2001. Accordingly, there are no holders at December 31, 2001.


SERIES 1996-3

     The Class A and Class B Series 1996-3 Asset Backed Certificates matured on September 17, 2001. Accordingly, there are no holders at December 31, 2001.


SERIES 1997-1

                  Participant                                 Quantity          Percentage
                  ----------                                  --------          ----------
Class A
                  The Bank of New York                       $87,797,000            10.33%
                  Bankers Trust Company                      $90,500,000            10.65%
                  Boston Safe Deposit and Trust Company      $75,160,000             8.84%
                  JP Morgan Chase Bank                       $85,487,000            10.06%
                  Prudential Securities                     $266,168,000            31.31%
                  State Street Bank and Trust Company       $137,385,000            16.16%

Class B
                  Bankers Trust Company                      $26,000,000            32.50%
                  Bank One Trust Company, N.A.               $10,000,000            12.50%
                  Boston Safe Deposit and Trust Company       $6,000,000             7.50%
                  Citibank, N.A.                             $17,000,000            21.25%
                  JP Morgan Chase Bank                       $14,000,000            17.50%
                  State Street Bank and Trust Company         $7,000,000             8.75%

                  The address of each above participant is:

                           c/o      The Depository Trust Company
                                    55 Water Street
                                    New York, New York  10041

                  (b) Not Applicable.

                  (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 2001, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following are filed as part of this report.


         Exhibit 99.1 Annual Statement for the Period Ending December 31, 2001 with respect to the Universal Card Master Trust Series 1995-3.

         Exhibit 99.2 Annual Statement for the Period Ending December 31, 2001 with respect to the Universal Card Master Trust Series 1996-1.

         Exhibit 99.3 Annual Statement for the Period Ending December 31, 2001 with respect to the Universal Card Master Trust Series 1996-3.

         Exhibit 99.4 Annual Statement for the Period Ending December 31, 2001 with respect to the Universal Card Master Trust Series 1997-1.

         Exhibit 99.5 Citibank (South Dakota), National Association Officer's Certificate dated March 13, 2002.

         Exhibit 99.6    Report, dated March 15, 2002, issued by KPMG LLP.

         (b) The following Current Reports on Form 8-K were filed by the registrant during 2001 and through the date hereof:


                  Current Report on Form 8-K dated January 17, 2001 Current Report on Form 8-K dated February 12, 2001 Current Report on Form 8-K dated March 13, 2001 Current Report on Form 8-K dated April 17, 2001 Current Report on Form 8-K dated May 17, 2001 Current Report on Form 8-K dated June 13, 2001 Current Report on Form 8-K dated July 11, 2001 Current Report on Form 8-K dated August 14, 2001 Current Report on Form 8-K dated September 13, 2001 Current Report on Form 8-K dated October 13, 2001 Current Report on Form 8-K dated November 13, 2001 Current Report on Form 8-K dated December 14, 2001 Current Report on Form 8-K dated January 2, 2002 Current Report on Form 8-K dated January 17, 2002 Current Report on Form 8-K dated February 19, 2002 Current Report on Form 8-K dated March 12, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 25th day of March, 2002.

                             UNIVERSAL CARD MASTER TRUST

                             BY:  CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION,
                                    as Servicer


                             By:    /s/  Douglas C. Morrison
                                --------------------------------
                                  Name:  Douglas C. Morrison
                                  Title: Vice President

EXHIBIT           DESCRIPTION
-------           -----------


Exhibit 99.1      Annual Statement for the Period Ending December
                  31, 2001 with respect to the Universal Card
                  Master Trust Series 1995-3.

Exhibit 99.2      Annual Statement for the Period Ending December
                  31, 2001 with respect to the Universal Card
                  Master Trust Series 1996-1.

Exhibit 99.3      Annual Statement for the Period Ending December
                  31, 2001 with respect to the Universal Card
                  Master Trust Series 1996-3.

Exhibit 99.4      Annual Statement for the Period Ending December
                  31, 2001 with respect to the Universal Card
                  Master Trust Series 1997-1.

Exhibit 99.5 Citibank (South Dakota), National Association Officer's Certificate dated March 13, 2002.

Exhibit 99.6      Report, dated March 15, 2002, issued by KPMG LLP.